Form 10-Q
period 2026-06-30
F5, INC.
filed 2026-08-06
CIK 1048695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock as of August 3, 2026 was 56,627,182.

F5, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
F5, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2026	September 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,605,782	$1,344,273
Accounts receivable, net of allowances of $2,788 and $2,877	428,678	414,433
Inventories	126,890	77,229
Other current assets	785,623	682,766
Total current assets	2,946,973	2,518,701
Property and equipment, net	197,284	156,947
Operating lease right-of-use assets	178,239	185,601
Long-term investments	21,991	15,693
Deferred tax assets	487,177	446,388
Goodwill	2,482,495	2,443,882
Other assets, net	514,915	552,280
Total assets	$6,829,074	$6,319,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$136,157	$83,972
Accrued liabilities	344,442	315,383
Deferred revenue	1,289,567	1,213,226
Total current liabilities	1,770,166	1,612,581
Deferred tax liabilities	1,949	1,921
Deferred revenue, long-term	903,131	786,011
Operating lease liabilities, long-term	218,700	230,749
Other long-term liabilities	79,399	96,231
Total long-term liabilities	1,203,179	1,114,912
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 200,000 shares authorized, 56,826 and 57,684 shares issued and outstanding	50,542	42,023
Accumulated other comprehensive loss	(19,046)	(18,324)
Retained earnings	3,824,233	3,568,300
Total shareholders' equity	3,855,729	3,591,999
Total liabilities and shareholders' equity	$6,829,074	$6,319,492
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net revenues
Products	$462,829	$388,838	$1,283,627	$1,094,531
Services	402,248	391,532	1,215,615	1,183,451
Total	865,077	780,370	2,499,242	2,277,982
Cost of net revenues
Products	93,498	88,782	276,659	252,905
Services	60,066	59,846	179,590	177,192
Total	153,564	148,628	456,249	430,097
Gross profit	711,513	631,742	2,042,993	1,847,885
Operating expenses
Sales and marketing	238,026	220,428	702,214	644,524
Research and development	164,661	136,345	456,861	403,424
General and administrative	95,589	78,652	277,834	228,320
Restructuring charges	(30)	—	(388)	11,321
Total	498,246	435,425	1,436,521	1,287,589
Income from operations	213,267	196,317	606,472	560,296
Other income, net	12,932	16,706	31,866	32,971
Income before income taxes	226,199	213,023	638,338	593,267
Provision for income taxes	17,991	23,111	102,321	91,380
Net income	$208,208	$189,912	$536,017	$501,887
Net income per share — basic	$3.67	$3.29	$9.40	$8.65
Weighted average shares — basic	56,726	57,772	57,031	57,989
Net income per share — diluted	$3.62	$3.25	$9.29	$8.54
Weighted average shares — diluted	57,550	58,492	57,674	58,773
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income	$208,208	$189,912	$536,017	$501,887
Other comprehensive (loss) income:
Foreign currency translation adjustment	(11)	3,752	(722)	2,354
Total other comprehensive (loss) income	(11)	3,752	(722)	2,354
Comprehensive income	$208,197	$193,664	$535,295	$504,241
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances, March 31, 2025	57,919	$40,252	$(22,310)	$3,296,103	$3,314,045
Exercise of employee stock options	4	131	—	—	131
Issuance of stock under employee stock purchase plan	178	35,016	—	—	35,016
Issuance of restricted stock	267	—	—	—	—
Repurchase of common stock, including excise taxes	(488)	(88,588)	—	(36,517)	(125,105)
Taxes paid related to net share settlement of equity awards	(13)	(3,518)	—	—	(3,518)
Stock-based compensation	—	57,451	—	—	57,451
Net income	—	—	—	189,912	189,912
Other comprehensive income	—	—	3,752	—	3,752
Balances, June 30, 2025	57,867	$40,744	$(18,558)	$3,449,498	$3,471,684

Balances, March 31, 2026	56,753	$52,585	$(19,035)	$3,616,025	$3,649,575
Exercise of employee stock options	2	126	—	—	126
Issuance of stock under employee stock purchase plan	173	36,530	—	—	36,530
Issuance of restricted stock	247	—	—	—	—
Repurchase of common stock, including excise taxes	(334)	(99,686)	—	—	(99,686)
Taxes paid related to net share settlement of equity awards	(14)	(4,546)	—	—	(4,546)
Stock-based compensation	—	65,534	—	—	65,534
Net income	—	—	—	208,208	208,208
Other comprehensive loss	—	—	(11)	—	(11)
Balances, June 30, 2026	56,826	$50,542	$(19,046)	$3,824,233	$3,855,729

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances, September 30, 2024	58,094	$5,889	$(20,912)	$3,144,401	$3,129,378
Exercise of employee stock options	23	830	—	—	830
Issuance of stock under employee stock purchase plan	341	58,188	—	—	58,188
Issuance of restricted stock	948	—	—	—	—
Repurchase of common stock, including excise taxes	(1,459)	(178,805)	—	(196,790)	(375,595)
Taxes paid related to net share settlement of equity awards	(80)	(19,601)	—	—	(19,601)
Stock-based compensation	—	174,243	—	—	174,243
Net income	—	—	—	501,887	501,887
Other comprehensive loss	—	—	2,354	—	2,354
Balances, June 30, 2025	57,867	$40,744	$(18,558)	$3,449,498	$3,471,684

Balances, September 30, 2025	57,684	$42,023	$(18,324)	$3,568,300	$3,591,999
Exercise of employee stock options	8	244	—	—	244
Issuance of stock under employee stock purchase plan	279	59,352	—	—	59,352
Issuance of restricted stock	850	—	—	—	—
Repurchase of common stock, including excise taxes	(1,910)	(221,948)	—	(280,084)	(502,032)
Taxes paid related to net share settlement of equity awards	(85)	(22,664)	—	—	(22,664)
Stock-based compensation	—	193,535	—	—	193,535
Net income	—	—	—	536,017	536,017
Other comprehensive loss	—	—	(722)	—	(722)
Balances, June 30, 2026	56,826	$50,542	$(19,046)	$3,824,233	$3,855,729
The accompanying notes are an integral part of these consolidated financial statements.

F5, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended June 30,
	2026	2025
Operating activities
Net income	$536,017	$501,887
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	193,535	174,243
Depreciation and amortization	72,613	67,608
Non-cash operating lease costs	22,377	23,727
Deferred income taxes	(38,644)	(56,308)
Other	(3,300)	3,918
Changes in operating assets and liabilities (excluding effects of the acquisition of businesses):
Accounts receivable	(14,262)	26,834
Inventories	(49,661)	9,458
Other current assets	(101,005)	(54,523)
Other assets	5,618	(68,332)
Accounts payable and accrued liabilities	50,995	(19,031)
Deferred revenue	192,266	159,003
Lease liabilities	(25,176)	(26,886)
Net cash provided by operating activities	841,373	741,598
Investing activities
Purchases of investments	(4,850)	(4,400)
Maturities of investments	402	—
Sales of investments	1,575	—
Acquisition of businesses, net of cash acquired	(47,619)	(24,170)
Purchases of property and equipment	(63,705)	(27,119)
Net cash used in investing activities	(114,197)	(55,689)
Financing activities
Proceeds from the exercise of stock options and purchases of stock under employee stock purchase plan	59,596	59,018
Payments for repurchase of common stock, including excise taxes	(501,109)	(377,077)
Taxes paid related to net share settlement of equity awards	(22,664)	(19,601)
Net cash used in financing activities	(464,177)	(337,660)
Net increase in cash, cash equivalents and restricted cash	262,999	348,249
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,375)	2,442
Cash, cash equivalents and restricted cash, beginning of period	1,346,368	1,078,340
Cash, cash equivalents and restricted cash, end of period	$1,607,992	$1,429,031
Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$31,490	$34,121
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$15,744	$37,198
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
There have been no changes to the Company's significant accounting policies as of and for the three and nine months ended June 30, 2026.
New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We do not expect the adoption of this standard will have a material impact on the consolidated financial statements.
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
The table below shows the movements in capitalized contract acquisition costs (current and noncurrent) for the nine months ended June 30, 2026 and 2025 (in thousands):

	Nine Months Ended June 30,
	2026	2025
Balance, beginning of period	$76,552	$66,258
Additional capitalized contract acquisition costs	42,516	34,295
Amortization of capitalized contract acquisition costs	(32,033)	(28,261)
Balance, end of period	$87,035	$72,292
Amortization of capitalized contract acquisition costs was $11.0 million and $9.6 million for the three months ended June 30, 2026 and 2025, respectively, and $32.0 million and $28.3 million for the nine months ended June 30, 2026 and 2025, respectively, and is recorded in sales and marketing expense in the accompanying consolidated income statements. There was no impairment of any capitalized contract acquisition costs during any period presented.
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
The table below shows significant movements in the deferred revenue balances (current and noncurrent) for the nine months ended June 30, 2026 and 2025 (in thousands):

	Nine Months Ended June 30,
	2026	2025
Balance, beginning of period	$1,999,237	$1,797,959
Amounts added but not recognized as revenues	1,217,727	1,123,086
Deferred revenue acquired through acquisition of businesses	1,195	—
Revenues recognized related to the opening balance of deferred revenue	(1,025,461)	(964,083)
Balance, end of period	$2,192,698	$1,956,962
Remaining Performance Obligations
Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of deferred service revenue, and to a lesser extent, deferred product revenue, for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements. As of June 30, 2026, the total non-cancelable remaining performance obligations under the Company's contracts with customers was $2.2 billion and the Company expects to recognize revenues on 58.8% of these remaining performance obligations over the next 12 months, 24.9% in year two, and the remaining balance thereafter.
See Note 12, Segment Information, for disaggregated revenue by significant customer and geographic region, as well as disaggregated product revenue by systems and software.

3. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company's financial assets measured at fair value on a recurring basis at June 30, 2026 and September 30, 2025, were as follows (in thousands):

			Gross Unrealized			Classification on Balance Sheet
June 30, 2026	Fair Value Level	Cost or Amortized Cost	Gains	Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Changes in fair value recorded in other comprehensive income (loss):
Money market funds	Level 1	$828,013	$—	$—	$828,013	$828,013	$—	$—
Total cash equivalents		$828,013	$—	$—	$828,013	$828,013	$—	$—
Changes in fair value recorded in other net income (expense):
Equity investments	*				$21,991	$—	$—	$21,991
Total equity investments					21,991	—	—	21,991
Total					$850,004	$828,013	$—	$21,991
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
Interest income from cash, cash equivalents, and investments was $9.9 million and $10.1 million for the three months ended June 30, 2026 and 2025, respectively, and $27.0 million and $27.6 million for the nine months ended June 30, 2026 and 2025, respectively. Interest income is included in other income, net in the accompanying consolidated income statements. There were no unrealized losses on investments held for a period greater than 12 months at June 30, 2026 and September 30, 2025.
The Company determined that as of June 30, 2026, there were no credit losses on any investments within its portfolio.
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
Impairment charges related to non-financial long-lived assets for the three and nine months ended June 30, 2026 and 2025 were not material.
4. Business Combinations
Fiscal Year 2026 Acquisition of SurePath AI, Inc.
On June 15, 2026, the Company closed on a transaction for the acquisition of SurePath AI, Inc. (“SurePath”), a provider of network-based AI discovery, intent classification, and shadow AI detection for $50.1 million, with SurePath immediately becoming a wholly-owned subsidiary of F5 upon the closing of the transaction. SurePath’s technologies will be integrated into the F5 AI Security Platform to safeguard enterprise AI deployments. The acquired assets and assumed liabilities of the acquisition were not material and the Company recorded $39.1 million of goodwill as a result of the acquisition. The acquisition did not have a material impact to the Company's operating results.
Fiscal Year 2025 Acquisition of CalypsoAI Corp
On September 26, 2025, the Company closed on a transaction for the acquisition of CalypsoAI Corp. ("CalypsoAI"), a provider in enterprise AI security for $145.2 million in cash, with CalypsoAI immediately becoming a wholly-owned subsidiary of the Company upon the closing of the transaction. The addition of CalypsoAI's platform brings real-time threat defense, red teaming at scale, and data security to enterprises racing to deploy generative and agentic AI. These capabilities will be integrated into the F5 AI Security Platform to create an enhanced solution for securing AI inference.
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

5. Balance Sheet Details
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of the Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash shown in the Company's consolidated statements of cash flows for the periods presented (in thousands):

	June 30, 2026	September 30, 2025
Cash and cash equivalents	$1,605,782	$1,344,273
Restricted cash included in other assets, net	2,210	2,095
Total cash, cash equivalents, and restricted cash	$1,607,992	$1,346,368
Inventories
Inventories consist of the following (in thousands):

	June 30, 2026	September 30, 2025
Finished goods	$31,015	$26,933
Raw materials	95,875	50,296
Total inventory	$126,890	$77,229
Other Current Assets
Other current assets consist of the following (in thousands):

	June 30, 2026	September 30, 2025
Unbilled receivables	$583,051	$498,288
Prepaid expenses	118,734	86,346
Capitalized contract acquisition costs	41,515	37,023
Other	42,323	61,109
Total other current assets	$785,623	$682,766
Other Assets
Other assets, net consist of the following (in thousands):

	June 30, 2026	September 30, 2025
Intangible assets	$69,552	$96,266
Unbilled receivables	311,591	340,153
Capitalized contract acquisition costs	45,520	39,529
Other	88,252	76,332
Total other assets	$514,915	$552,280
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2026	September 30, 2025
Payroll and benefits	$222,721	$189,337
Operating lease liabilities, current	33,680	31,042
Income and other tax accruals	47,732	44,051
Other	40,309	50,953
Total accrued liabilities	$344,442	$315,383

Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2026	September 30, 2025
Income taxes payable	$66,829	$85,278
Other	12,570	10,953
Total other long-term liabilities	$79,399	$96,231
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
The components of the Company's operating lease expenses for the three and nine months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$9,601	$10,067	$28,978	$30,117
Short-term lease expense	1,202	740	3,134	2,250
Variable lease expense	5,634	5,715	17,349	17,229
Total lease expense	$16,437	$16,522	$49,461	$49,596
Variable lease expense primarily consists of common area maintenance, real estate taxes and parking expenses.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2026	September 30, 2025
Operating lease right-of-use assets, net	$178,239	$185,601

Operating lease liabilities, current (1)	33,680	31,042
Operating lease liabilities, long-term	218,700	230,749
Total operating lease liabilities	$252,380	$261,791

Weighted average remaining lease term (in years)	7.4	7.7
Weighted average discount rate	3.34%	3.24%
(1)Current portion of operating lease liabilities is included in accrued liabilities on the Company's consolidated balance sheets.
As of June 30, 2026, the future operating lease payments for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending September 30:	Operating Lease Payments
2026 (remainder)	$8,227
2027	43,301
2028	39,326
2029	35,764
2030	35,276
2031	34,484
Thereafter	92,352
Total lease payments	288,730
Less: imputed interest	(36,350)
Total lease liabilities	$252,380
Operating lease liabilities above do not include sublease income. As of June 30, 2026, the Company expects to receive sublease income of $5.4 million, which consists of $0.2 million to be received for the remainder of fiscal 2026 and $5.2 million to be received over the seven fiscal years thereafter.
As of June 30, 2026, the Company had no significant operating leases that were executed but not yet commenced.
8. Commitments and Contingencies
Guarantees and Product Warranties
In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, resellers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The Company has entered into indemnification agreements with its officers and directors and certain other employees, and the Company's bylaws contain similar indemnification obligations to the Company's agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
The Company offers warranties of one year for its systems product offerings. Additional warranty coverage can be purchased by customers through service maintenance agreements in yearly increments. The Company accrues for warranty costs as part of its cost of sales based on associated material product costs and technical support labor costs. Accrued warranty costs as of June 30, 2026 and September 30, 2025 were not material.

Commitments
In October 2022, the Company entered into an unconditional purchase commitment with one of its suppliers for the delivery of systems components. Under the terms of the agreement, the Company is obligated to purchase $10.0 million of component inventory annually, with a total committed amount of $40.0 million over a four-year term. As of June 30, 2026, the Company had no remaining purchase commitments under the fourth year of the agreement. The Company did not have any non-cancelable long-term purchase commitments outstanding as of June 30, 2026.
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
Shareholder and Securities Litigation
On December 19, 2025, Matthew Smith filed a putative class action complaint against F5, Inc., and certain of its executives, captioned Smith v. F5, Inc., et al., in the United States District Court for the Western District of Washington purportedly on behalf of individuals who purchased or otherwise acquired the Company's common stock between October 28, 2024 and October 27, 2025 (“Securities Class Action”). The complaint alleges that the Company and certain of its executives made false or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 regarding the Company’s cybersecurity capabilities. The complaint requests monetary damages, including interest, reasonable attorney fees, expert fees and other costs. On March 13, 2026, the court appointed Stichting Bedrijfspensioenfonds voor het Bakkersbedrijf and Stichting Bedrijfstakpensioenfonds voor de Zoetwarenindustrie (“Lead Plaintiffs”) as lead plaintiffs. Lead Plaintiffs filed an amended complaint on May 20, 2026 asserting the same claims for the same putative class period. On July 22, 2026, the Company and certain of its executives filed a motion to dismiss the amended complaint. The Company intends to vigorously defend these claims.

Two derivative lawsuits related to the Securities Class Action were filed in February 2026 in the U.S. District Court for the Western District of Washington. In the first lawsuit, a plaintiff filed a stockholder derivative complaint, purportedly on behalf of the Company against certain of the Company’s officers and directors, which alleges claims for breach of fiduciary duty and unjust enrichment. The complaint requests restitution and money damages including reasonable attorneys’ fees, expert fees and other costs. In the second lawsuit, a plaintiff filed a verified stockholder derivative complaint, purportedly on behalf of the Company against certain of the Company’s officers and directors, which alleges violations of federal securities laws, breaches of fiduciary duty, and related state law claims, as well as a claim for contribution under Sections 10(b), 14(a) and 21D of the Exchange Act for any liability the Company may incur as a result of the Securities Class Action. The complaint requests monetary damages, including interest, reasonable attorneys’ fees, expert fees and other costs, and certain reforms to F5’s corporate governance. On March 11, 2026, the U.S. District Court for the Western District of Washington consolidated the two stockholder derivative actions under the caption In re F5 Inc. Derivative Litigation. The derivative claims are stayed until all motions to dismiss the securities class action have been fully resolved.
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
Cyber Incident
On October 15, 2025, the Company disclosed a security incident, (referred to as the “Cyber Incident”) in which a threat actor maintained long-term, persistent access to F5 systems, and certain files were exfiltrated. In connection with the Cyber Incident, some customers and third parties may assert claims against the Company and/or officers and directors of the Company. The Company has also received a small number of inquiries from governmental authorities. The Company is cooperating and providing information in connection with these inquiries.
The Company may incur significant legal and professional services and other expenses associated with the incident in future periods. These expenses will be recognized as incurred. Certain costs may be recoverable under the Company’s insurance policies. Any amounts recoverable under such policies will be reflected in future periods in which recovery is considered probable. The Company incurred $3.0 million and $26.5 million of costs in response to the Cyber Incident for the three and nine months ended June 30, 2026, respectively. The Company received $5.3 million in insurance recoveries for claims related to the Cyber Incident for the three and nine months ended June 30, 2026, respectively. These recoveries are recorded in other income, net in the accompanying consolidated income statements.
9. Income Taxes
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period.
The effective tax rate was 8.0% and 16.0% for the three and nine months ended June 30, 2026, respectively, compared to 10.8% and 15.4% for the three and nine months ended June 30, 2025, respectively. The decrease in the effective tax rate for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, is primarily due to a change in unrecognized tax benefits. The increase in the effective tax rate for the nine months ended June 30, 2026, as compared to the nine months ended June 30, 2025, is primarily due to the tax impact of non-recurring benefits recorded in the prior year related to foreign operations and stock-based compensation, partially offset by a change in unrecognized tax benefits in the current year.
At June 30, 2026, the Company had $72.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is anticipated that the Company’s existing liabilities for unrecognized tax benefits will change within the next twelve months due to audit settlements or the expiration of statutes of limitations. The Company does not expect these changes to be material to the consolidated financial statements. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. During the third quarter of fiscal year 2026, the Internal Revenue Service completed its examination of the Company’s fiscal year 2019 U.S. federal income tax return with no adjustments. The Company has concluded all U.S. federal income tax matters for fiscal years through September 30, 2022. Major jurisdictions where there are wholly owned subsidiaries of F5, Inc. which require income tax filings include the United Kingdom, Singapore, Israel, and India. The earliest periods open for review by local taxing authorities are fiscal years 2024 for the United Kingdom, 2024 for Singapore, 2020 for Israel, and 2019 for India. The Company is currently under audit by various states for fiscal years 2018 through 2024, and by various foreign jurisdictions including India for fiscal years 2019 to 2025, Israel for fiscal years 2020 to 2024, Saudi Arabia for fiscal years 2015 to 2021, and Singapore for fiscal year 2024.
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
The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Program (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Shares repurchased	334	488	1,910	1,459
Average price per share	$299.34	$256.23	$261.83	$256.99
Amount repurchased	$100,007	$125,010	$500,038	$375,029
As of June 30, 2026, the Company had $422.4 million remaining authorized to purchase shares under its share repurchase program.
Equity Incentive Plans
On March 12, 2026, the Company adopted the F5, Inc. 2026 Incentive Award Plan, (the “2026 Plan”), which replaced the Company's F5, Inc. Incentive Plan adopted in 2022 (“the Plan”), and provides for discretionary grants of stock options, stock units, and other equity and cash-based awards for employees, including officers, directors, and consultants. The 2026 Plan authorizes the issuance of up to 5.4 million shares of the Company's common stock, which includes 1.9 million shares that remained available for issuance under the Plan and were transferred to the 2026 Plan. In addition, shares subject to outstanding awards under the Plan that subsequently expire, are forfeited, cancelled, or are settled in cash will become available for issuance under the 2026 Plan. No further awards will be granted under the Plan. However, all outstanding awards previously granted under the Plan will continue to be governed by the terms and conditions of the Plan and their respective award agreements. As of June 30, 2026, 5.4 million shares remained available for future grants under the 2026 Plan.

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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income	$208,208	$189,912	$536,017	$501,887
Denominator
Weighted average shares outstanding — basic	56,726	57,772	57,031	57,989
Dilutive effect of common shares from stock options and restricted stock units	824	720	643	784
Weighted average shares outstanding — diluted	57,550	58,492	57,674	58,773
Basic net income per share	$3.67	$3.29	$9.40	$8.65
Diluted net income per share	$3.62	$3.25	$9.29	$8.54
Anti-dilutive stock-based awards excluded from the calculations of diluted net income per share were not material for the three and nine months ended June 30, 2026 and 2025.
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

The following presents revenues by geographic region (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Americas:
United States	$453,985	$411,093	$1,251,500	$1,192,270
Other	24,578	19,878	73,722	66,800
Total Americas	478,563	430,971	1,325,222	1,259,070
EMEA	256,030	202,073	770,600	620,431
APAC	130,484	147,326	403,420	398,481
Total net revenues	$865,077	$780,370	$2,499,242	$2,277,982
The Company continues to offer its products through a range of consumption models, from physical systems to software solutions and managed services. The following presents net product revenues by systems and software (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net product revenues
Systems revenue	$239,519	$180,855	$684,264	$519,968
Software revenue	223,310	207,983	599,363	574,563
Total net product revenue	$462,829	$388,838	$1,283,627	$1,094,531
The following distributor customers accounted for more than 10% of total net revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Customer A	16.4%	17.0%	17.2%	16.7%
Customer B	18.4%	18.4%	23.1%	17.6%
No end-user customers accounted for more than 10% of total net revenue. No other distributor customers accounted for more than 10% of total net revenue, other than those noted above.
The Company tracks assets by physical location. Long-lived assets consist of property and equipment, net, and are shown below (in thousands):

	June 30, 2026	September 30, 2025
Americas:
United States	$156,347	$118,414
Other	1,960	1,696
Total Americas	158,307	120,110
EMEA	24,350	20,985
APAC	14,627	15,852
Total property and equipment, net	$197,284	$156,947
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

During the nine months ended June 30, 2026 and 2025, the following activity was recorded (in thousands):

	Nine Months Ended June 30,
	2026	2025
Employee Severance, Benefits, and Related Costs
Accrued expenses, beginning of period	$8,846	$—
Restructuring charges (1)	(388)	11,321
Cash payments	(8,454)	(11,274)
Accrued expenses, end of period	$4	$47
(1)    Includes restructuring charges and adjustments for in period relief of unused benefits and foreign currency fluctuations.
Charges related to employee severance, benefits, and related costs are reflected in the restructuring charges line item on the Company's consolidated income statements.
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances, such as statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, our product strategy and anticipated future products and capabilities, our objectives for future operations, and the impact of such assumptions on our financial condition and results of operations, and are generally identified by the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions. These forward-looking statements are based on current information and expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer acceptance of offerings; disruptions to the global supply chain resulting in inability to source required parts for F5’s products or the ability to only do so at greatly increased prices thereby impacting our revenues and/or margins; global economic conditions and uncertainties in the geopolitical environment; overall information technology spending; F5’s ability to successfully integrate acquired businesses’ products with F5 technologies; the ability of F5’s sales professionals and distribution partners to sell new solutions and service offerings; the timely development, introduction and acceptance of additional new products and features by F5 or competitors; competitive factors, including but not limited to pricing pressures, industry consolidation, entry of new competitors into F5’s markets, and new product and marketing initiatives by our competitors; increased sales discounts; the business impact of the acquisitions and potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement of completion of acquisitions; uncertain global economic conditions which may result in reduced customer demand for our products and services and changes in customer payment patterns; litigation involving patents, intellectual property, shareholder and other matters, and governmental investigations; potential security flaws in networks, products or services; cybersecurity attacks on networks, products or services; natural catastrophic events; a pandemic or epidemic; F5’s ability to sustain, develop and effectively utilize distribution relationships; F5’s ability to attract, train and retain qualified product development, marketing, sales, professional services and customer support personnel; F5’s ability to expand in international markets; the unpredictability of F5’s sales cycle; the ability of F5 to execute on our share repurchase program, including the timing of any repurchases; future prices of F5’s common stock; and other risks and uncertainties described more fully in Part II, Item 1A. "Risk Factors" herein, Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2025, and in other documents we file from time to time with the Securities and Exchange Commission. We assume no obligation to revise or update any such forward-looking statements.

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
Our management team monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance on a consolidated basis. Those indicators include:
•Revenues. Our revenue is derived from the sales of both products and services. The majority of our product revenues are derived from sales of our application delivery and security solutions including our F5 BIG-IP software and systems, F5 NGINX software, and our F5 Distributed Cloud Services offerings. Our F5 BIG-IP software solutions are sold both on a subscription and perpetual license basis. We sell F5 NGINX on a subscription basis as deployable software or SaaS. F5 Distributed Cloud Services are offered on a subscription basis, under a unified SaaS platform and managed service platform. Our services revenue includes annual maintenance contracts, training and consulting services.
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
•Liquidity and cash flows. We continue to maintain a strong financial position, characterized by substantial cash and investment resources, which provide liquidity, support ongoing operations, and enable us to pursue strategic growth opportunities. The increase in cash and investments for the first nine months of fiscal year 2026 was primarily due to cash provided by operating activities of $841.4 million, partially offset by purchases of property and equipment of $63.7 million, cash used to repurchase outstanding common stock under our stock repurchase program, including excise taxes, of $501.1 million, and cash used in acquisition of a business of $47.6 million. Going forward, we believe the primary driver of cash flows will continue to be net income from operations. We will continue to evaluate possible acquisitions of, or investments in businesses, products, or technologies that we believe are strategic, which may require the use of cash.
•Balance sheet. We view cash, short-term and long-term investments, deferred revenue, and accounts receivable balances as important indicators of our financial health. Deferred revenues increased to $2.2 billion as of June 30, 2026 from $2.0 billion as of September 30, 2025 primarily due to an increase in maintenance contracts related to strong systems shipments, in addition to an increase in deferred revenue associated with our subscription offerings.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net revenues
Products	$462,829	$388,838	$1,283,627	$1,094,531
Services	402,248	391,532	1,215,615	1,183,451
Total	$865,077	$780,370	$2,499,242	$2,277,982
Percentage of net revenues
Products	53.5%	49.8%	51.4%	48.0%
Services	46.5	50.2	48.6	52.0
Total	100.0%	100.0%	100.0%	100.0%
Net Product Revenues. Net product revenues increased 19.0% and 17.3% for the three and nine months ended June 30, 2026, respectively, from the comparable periods in the prior year. The increase in net product revenues for the three and nine months ended June 30, 2026 was due to an increase in revenues associated with systems and software.
Net Service Revenues. Net service revenues increased 2.7% and 2.7% for the three and nine months ended June 30, 2026, respectively, from the comparable periods in the prior year. The increase in net service revenues for the three and nine months ended June 30, 2026 was primarily the result of increased sales of maintenance contracts.

The following presents net product revenues by systems and software:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Net product revenues
Systems revenue	$239,519	$180,855	$684,264	$519,968
Software revenue	223,310	207,983	599,363	574,563
Total net product revenue	$462,829	$388,838	$1,283,627	$1,094,531
Percentage of net product revenues
Systems revenue	51.8%	46.5%	53.3%	47.5%
Software revenue	48.2	53.5	46.7	52.5
Total net product revenue	100.0%	100.0%	100.0%	100.0%
Total systems revenue increased 32.4% and 31.6% for the three and nine months ended June 30, 2026, respectively, from the comparable periods in the prior year. The increase in systems revenue was primarily due to increases in customer demand. Total software revenue increased 7.4% and 4.3% for the three and nine months ended June 30, 2026, respectively, from the comparable periods in the prior year. The increase in software revenue was primarily due to increased sales of subscription offerings.
The following distributor customers accounted for more than 10% of total net revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Customer A	16.4%	17.0%	17.2%	16.7%
Customer B	18.4%	18.4	23.1%	17.6
The following distributor customers accounted for more than 10% of total receivables:

	June 30, 2026	September 30, 2025
Customer A	11.5%	11.1%
Customer B	14.9	17.8
Customer C	10.0	10.9
Customer D	10.1	11.4
No end-user customers accounted for more than 10% of total net revenue or receivables. No other distributor customers accounted for more than 10% of total net revenue or receivables, other than those noted above.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Cost of net revenues and gross profit
Products	$93,498	$88,782	$276,659	$252,905
Services	60,066	59,846	179,590	177,192
Total	153,564	148,628	456,249	430,097
Gross profit	$711,513	$631,742	$2,042,993	$1,847,885
Percentage of net revenues and gross margin (as a percentage of related net revenue)
Products	20.2%	22.8%	21.6%	23.1%
Services	14.9	15.3	14.8	15.0
Total	17.8	19.0	18.3	18.9
Gross margin	82.2%	81.0%	81.7%	81.1%

Cost of Net Product Revenues. Cost of net product revenues consist of finished products purchased from our contract manufacturers, personnel costs, including the salaries, stock-based compensation, and related benefits of our personnel, manufacturing overhead, freight, warranty, provisions for excess and obsolete inventory, technology costs, including third-party cloud hosting and related services, depreciation of cloud infrastructure, software licenses expenses, facilities and depreciation expenses, and amortization expenses in connection with developed technology from acquisitions. Cost of net product revenues increased $4.7 million, or 5.3% for the three months ended June 30, 2026 and increased $23.8 million, or 9.4% for the nine months ended June 30, 2026 from the comparable periods in the prior year primarily due to systems revenue growth.
Cost of Net Service Revenues. Cost of net service revenues consist of personnel costs, including the salaries, stock-based compensation, and related benefits of our professional services personnel, travel, technology costs, including cloud hosting and software licenses expenses, facilities and depreciation expenses. Cost of net service revenues increased $0.2 million, or 0.4% for the three months ended June 30, 2026 and increased $2.4 million, or 1.4% for the nine months ended June 30, 2026 from the comparable periods in the prior year. The increase in cost of net service revenues was primarily due to an increase in personnel and technology costs.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Operating expenses
Sales and marketing	$238,026	$220,428	$702,214	$644,524
Research and development	164,661	136,345	456,861	403,424
General and administrative	95,589	78,652	277,834	228,320
Restructuring charges	(30)	—	(388)	11,321
Total	$498,246	$435,425	$1,436,521	$1,287,589
Operating expenses (as a percentage of net revenue)
Sales and marketing	27.5%	28.2%	28.1%	28.3%
Research and development	19.0	17.5	18.3	17.7
General and administrative	11.0	10.1	11.1	10.0
Restructuring charges	—	—	—	0.5
Total	57.6%	55.8%	57.5%	56.5%
Sales and Marketing. Sales and marketing expenses consist of personnel costs, including the salaries, commissions, stock-based compensation, and related benefits of our sales and marketing personnel, the costs of our marketing programs, including public relations, advertising and trade shows, travel, technology costs, including cloud hosting and software licenses expenses, facilities, and depreciation expenses. Sales and marketing expenses increased $17.6 million, or 8.0% for the three months ended June 30, 2026 and increased $57.7 million, or 9.0% for the nine months ended June 30, 2026 from the comparable periods in the prior year. The increase in sales and marketing expense for the three and nine months ended June 30, 2026 was primarily due to an increase of $13.5 million and $47.0 million, respectively, in personnel costs from the comparable periods in the prior year.
Research and Development. Research and development expenses consist of personnel costs, including the salaries, stock-based compensation, and related benefits of our product development personnel, prototype materials, and other expenses related to the development of new and improved products, technology costs, including cloud hosting and software licenses expenses, facilities, depreciation, and amortization expenses. Research and development expenses increased $28.3 million, or 20.8% for the three months ended June 30, 2026 and increased $53.4 million, or 13.2% for the nine months ended June 30, 2026 from the comparable periods in the prior year. The increase in research and development expenses for the three and nine months ended June 30, 2026 was primarily due to an increase in technology costs of $13.5 million and $22.7 million, respectively, and an increase in personnel costs of $10.9 million and $19.5 million, respectively, from the comparable periods in the prior year. In addition, expenses for professional services increased $2.6 million and $10.2 million, driven by costs incurred in response to the Cyber Incident, for the three and nine months ended June 30, 2026, respectively, from the comparable periods in the prior year.

General and Administrative. General and administrative expenses consist of personnel costs, including the salaries, benefits and related costs of our executive, finance, information technology, human resource, and legal personnel, third-party professional service fees, bad debt charges, costs associated with cyber and enterprise-wide security, technology costs, including cloud hosting and software licenses expenses, facilities, and depreciation expenses. General and administrative expenses increased $16.9 million, or 21.5% for the three months ended June 30, 2026 and increased $49.5 million, or 21.7% for the nine months ended June 30, 2026 from the comparable periods in the prior year. The increase in general and administrative expenses for the three and nine months ended June 30, 2026 was primarily due to an increase in personnel costs of $11.7 million and $29.7 million, respectively, from the comparable periods in the prior year. In addition, expenses for professional services increased $3.2 million and $15.3 million, driven by costs incurred in response to the Cyber Incident, for the three and nine months ended June 30, 2026, respectively, from the comparable periods in the prior year.
Restructuring Charges. In the first fiscal quarter of 2025, we completed a restructuring plan to align strategic and financial objectives and optimize resources for long term growth. As a result of our restructuring initiative, we recorded charges of $11.3 million, net of adjustments, related to a reduction in workforce that is reflected in our results for the nine months ended June 30, 2025.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Other income and income taxes
Income from operations	$213,267	$196,317	$606,472	$560,296
Other income, net	12,932	16,706	31,866	32,971
Income before income taxes	226,199	213,023	638,338	593,267
Provision for income taxes	17,991	23,111	102,321	91,380
Net income	$208,208	$189,912	$536,017	$501,887
Other income and income taxes (as percentage of net revenue)
Income from operations	24.7%	25.2%	24.3%	24.6%
Other income, net	1.5	2.1	1.3	1.4
Income before income taxes	26.1	27.3	25.5	26.0
Provision for income taxes	2.1	3.0	4.1	4.0
Net income	24.1%	24.3%	21.4%	22.0%
Other Income, Net. The change in other income, net for the three and nine months ended June 30, 2026 compared to the same periods in the prior year was primarily driven by interest income and expense, investment income, and foreign currency transaction gains and losses.
Provision for Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In making these determinations we consider historical and projected taxable income, and ongoing prudent and feasible tax planning strategies in assessing the appropriateness of a valuation allowance. Our net deferred tax assets at June 30, 2026 and September 30, 2025 were $485.2 million and $444.5 million, respectively. The net deferred tax assets include valuation allowances of $34.8 million and $34.3 million as of June 30, 2026 and September 30, 2025, respectively, which are primarily related to certain state and foreign net operating losses and tax credit carryforwards.
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

Liquidity and Capital Resources
Cash and cash equivalents, short-term investments, and long-term investments totaled $1,627.8 million as of June 30, 2026, compared to $1,360.0 million as of September 30, 2025, representing an increase of $267.8 million. The increase was primarily due to cash provided by operating activities of $841.4 million for the nine months ended June 30, 2026, partially offset by cash used for the repurchase of common stock, including excise taxes, during the nine months ended June 30, 2026 of $501.1 million.
Cash provided by operating activities for the first nine months of fiscal year 2026 resulted from net income of $536.0 million combined with changes in operating assets and liabilities, as adjusted for various non-cash items including stock-based compensation, deferred revenue, depreciation, and amortization charges. Cash provided by operating activities for the first nine months of fiscal year 2026 increased from the comparable period in the prior year primarily due to growth of our business as reflected by increases in collections during the nine months ended June 30, 2026.
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
Cash used in investing activities was $114.2 million for the nine months ended June 30, 2026, compared to cash used in investing activities of $55.7 million for the same period in the prior year. Investing activities include purchases, sales and maturities of long-term investments, business acquisitions, and capital expenditures. The amount of cash used in investing activities for the nine months ended June 30, 2026 was primarily the result of $47.6 million used in the acquisition of a business and $63.7 million in capital expenditures related to maintaining our operations worldwide.
Cash used in financing activities was $464.2 million for the nine months ended June 30, 2026, compared to cash used in financing activities of $337.7 million for the same period in the prior year. Our financing activities for the nine months ended June 30, 2026 primarily consisted of $501.1 million of cash used to repurchase shares of common stock and the payment of related excise taxes. In addition, $22.7 million in cash was used for taxes related to net share settlement of equity awards. Cash used in financing activities was partially offset by cash received from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $59.6 million.
Obligations and Commitments
As of June 30, 2026, our principal commitments consisted of obligations outstanding under operating leases and purchase obligations with one of our component suppliers.
We lease our facilities under operating leases that expire at various dates through 2041. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
In October 2022, we entered into an unconditional purchase commitment with one of our suppliers for the delivery of systems components. Under the terms of the agreement, we are obligated to purchase $10.0 million of component inventory annually, with a total committed amount of $40.0 million over a four-year term. As of June 30, 2026, we had no remaining purchase commitments under the fourth year of the agreement. We did not have any non-cancelable long-term purchase commitments outstanding as of June 30, 2026.
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
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine month period ended June 30, 2026, compared to those discussed in our Annual Report on Form 10-K for the year ended September 30, 2025.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
See Note 8 - Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.
Item 1A.Risk Factors
There have been no material changes to our risk factors from those described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, which was filed with the Securities and Exchange Commission on November 25, 2025, except for those set forth below.
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
Advances in AI capabilities, including increasingly sophisticated AI models and coding agents capable of autonomously creating, discovering and exploiting vulnerabilities and other security issues, are becoming more broadly accessible, including to nation-state actors and other well-resourced threat actors. These tools can enable faster identification and exploitation and more significant impact by threat actors, shortening the time to detect attacks and expanding the time and resources required to respond to them. These tools may be leveraged against the AI infrastructure of the Company and our third-party vendors, our multicloud application delivery and security products and services, and our other products. Threat actors may also target our AI models and supporting systems for our products and services in ways that we cannot yet anticipate.
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

Risks related to the development, deployment, and use of artificial intelligence ("AI") could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business
We currently incorporate AI technology in certain of our products and services and in our business operations and our research and development efforts in this area are ongoing. The development and deployment of AI involve inherent risks, technical challenges, and potential unintended consequences that could adversely affect our and our customers' adoption and use of these technologies. For example, AI solutions may use algorithms, datasets, or training methodologies that are incomplete, reflect biases, or contain other flaws or deficiencies.

Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. There is a risk that AI technologies could automate or simplify functions currently performed by our application delivery and security solutions. If customers or investors believe that AI tools can replicate or replace aspects of our offerings, demand for our products and services could decline, and our competitive position could be weakened. Market sentiment regarding AI's potential to disrupt the application delivery and security industry could negatively affect our stock price and business, regardless of whether such disruption actually materializes or impacts our competitive position.
While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The rapid pace of AI development and the emergence of new regulations require us to commit substantial resources to ensure our AI-enabled products and services meet evolving legal and technical standards. The AI-related legal and regulatory landscape remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our offerings.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On October 25, 2024, the Company announced that its Board of Directors authorized an additional $1.0 billion for its common stock share repurchase program. This authorization was incremental to the existing $6.4 billion program, initially approved in October 2010 and expanded in subsequent fiscal years. Acquisitions for the share repurchase programs will be made from time to time in private transactions, accelerated share repurchase programs, or open market purchases as permitted by securities laws and other legal requirements. The programs can be terminated at any time. As of June 30, 2026, the Company had $422.4 million remaining authorized to purchase shares under its share repurchase program.
Shares repurchased and retired for the three months ended June 30, 2026 are as follows (in thousands, except shares and per share data):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased per the Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
April 1, 2026 — April 30, 2026	334,067	$299.34	334,067	$422,422
May 1, 2026 — May 31, 2026	14,023	$323.20	—	$422,422
June 1, 2026 — June 30, 2026	—	—	—	$422,422
(1)Includes 14,023 shares withheld from restricted stock units that vested in the third quarter of fiscal 2026 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, certain of our officers and directors adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as follows:
On June 14, 2026, John Maddison, EVP, Chief Marketing Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until May 31, 2027, authorizing the sale of up to 5,179 Company shares from existing equity awards, plus an indeterminable number of shares representing 100% of the net shares vesting under future equity awards after shares are surrendered to cover withholding taxes.
On June 15, 2026, Michael Montoya, EVP, Chief Technology Operations Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that is designed to be in effect until August 31, 2027, authorizing the sale of up to 13,813 Company shares from existing equity awards, plus an indeterminable number of shares representing 100% of the net shares vesting under future equity awards after shares are surrendered to cover withholding taxes.

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

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2026.

F5, INC.

By:	/s/ EDWARD C. WERNER
Edward C. Werner
Executive Vice President,
Chief Financial Officer
(principal financial officer and principal accounting officer)